Form 10-K/A
period 1998-12-31
NATIONSLINK FUNDING CORP COMM MORT PASS THR CERT SER 1998-1
filed 1999-12-20
CIK 1058990

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment No. 1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-43609-01

               Nationslink Funding Corporation
           Mortgage Pass-Through Certificates
                  Series  1998-1        Trust
        (Exact name of registrant as specified in its charter)



                                 52-2095713
New York                         52-2095714
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Nationslink Funding Corporation Mortgage Pass-Through Certificates Series 1998-1 Trust established pursuant to a Amended and Restated Pooling and Servicing Agreement among Nationslink Funding Corporation, Depositor, Nationsbank, N.A., Mortgage Loan Seller, Lennar Partners, Inc., Special Servicer, and Norwest Bank Minnesota, National Association, as Trustee and REMIC Administrator, pursuant to which the Nationslink Funding Corporation Mortgage Pass-Through Certificates Series 1998-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>



             (b) On  October 26, 1998,  and  December 03, 1998,
                 reports on Form 8-K were filed
                 by the Company in order to provide the
                 statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

 Nationslink Funding Corporation
 Mortgage Pass-Through Certificates
 Series  1998-1 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 17, 1999



Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Midland Loan Services, as Servicer <F1>
                     b)   Lennar Partners Inc, as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.